Form 10-Q
period 2021-06-30
Bridgetown 2 Holdings Ltd
filed 2021-08-16
CIK 1831236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 29,900,000 Class A ordinary shares, $0.0001 par value and 7,475,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BRIDGETOWN 2 HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021, and for the Period from June 24, 2020 (Inception) to June 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from June 24 (Inception) to June 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from June 24, 2020 (Inception) to June 30, 2020	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,435,601	$25,000
Prepaid expenses	326,427	—
Total Current Assets	1,762,028	25,000

Deferred offering costs	—	142,954
Investments held in Trust Account	299,007,509	—
TOTAL ASSETS	$300,769,537	$167,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,298,849	$—
Accrued offering costs	—	62,302
Advance from related parties	896,576	—
Promissory note – related party	300,000	90,652
Total Current Liabilities	2,495,425	152,954

Warrant liability	17,496,000	—
Deferred underwriting fee payable	8,715,000	—
Total Liabilities	28,706,425	152,954

Commitments

Class A ordinary shares subject to possible redemption 26,706,311 shares at $10.00 per share redemption value	267,063,110	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,193,689 shares issued and outstanding (excluding 26,706,311 shares subject to possible redemption) as of June 30, 2021, no shares issued and outstanding as of December 31, 2020	319	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,475,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	748	748
Additional paid-in capital	17,784,916	24,252
Accumulated deficit	(12,785,981)	(10,000)
Total Shareholders’ Equity	5,000,002	15,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,769,537	$167,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 24, 2020 (Inception) through June 30, 2020

Operating costs	$1,572,974	$1,767,490	$10,000
Loss from operations	(1,572,974)	(1,767,490)	(10,000)

Other income (expense):
Interest earned on investments held in Trust Account	4,466	7,509	—
Change in fair value of warrant liability	(1,296,000)	(3,628,800)	—
Loss on initial issuance of private warrants	—	(7,387,200)	—
Total other expenses, net	(1,291,534)	(11,008,491)	—

Net loss	$(2,864,508)	$(12,775,981)	$(10,000)

Weighted average shares outstanding, Class A redeemable ordinary shares	29,900,000	29,900,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$—	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,475,000	7,324,171	1

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.38)	$(1.75)	$(10,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	7,475,000	$748	$24,252	$(10,000)	$15,000

Sale of 29,900,000 Class A ordinary shares, net of underwriting discounts and offering expenses	29,900,000	2,990	—	—	284,821,103	—	284,824,093

Class A Ordinary shares subject to possible redemption	(26,992,761)	(2,699)	—	—	(269,924,911)	—	(269,927,610)

Net loss	—	—	—	—	—	(9,911,473)	(9,911,473)

Balance – March 31, 2021 (unaudited)	2,907,239	$291	7,475,000	$748	$14,920,444	$(9,921,473)	$5,000,010

Class A Ordinary shares subject to possible redemption	286,450	28	—	—	2,864,472	—	2,864,500

Net loss	—	—	—	—	—	(2,864,508)	(2,864,508)

Balance – June 30, 2021 (unaudited)	3,193,689	$319	7,475,000	$748	$17,784,916	$(12,785,981)	$5,000,002

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) TO JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance – June 30, 2020	—	$—	1	$—	$—	$(10,000)	$(10,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from June 24, 2020 (Inception) through June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(12,775,981)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,509)	—
Change in fair value of warrant liability	3,628,800	—
Loss on initial issuance of private warrants	7,387,200	—
Transaction costs related to warrant liability	22,869	—
Changes in operating assets and liabilities:
Prepaid expenses	168,573	—
Accrued expenses	1,298,849	10,000
Net cash used in operating activities	(277,199)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(299,000,000)	—
Net cash used in investing activities	(299,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	294,020,000	—
Proceeds from sale of Private Placements Warrants	6,480,000	—
Advances from related party	37,800	—
Proceeds from promissory note – related party	150,000	—
Net cash provided by financing activities	300,687,800	—

Net Change in Cash	1,410,601	—
Cash – Beginning	25,000	—
Cash – Ending	$1,435,601	$—

Non-cash investing and financing activities:
Offering costs paid through advances	$363,776	$—
Deferred offering cost included in accrued offering cost	$(62,302)	$5,000
Offering costs paid through promissory note	$59,348	$—
Payment of prepaid expenses through advances	$495,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$272,429,020	$—
Change in value of Class A ordinary shares subject to possible redemption	$(5,365,910)	$—
Deferred underwriting fee payable	$8,715,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the our signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully. On July 23, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among PropertyGuru Group Limited, a Cayman Islands exempted company limited by shares (“PubCo”), B2 PubCo Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and PropertyGuru Pte. Ltd., a Singapore private company limited by shares (“PropertyGuru”) (See Note 10).

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 25, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of January 28, 2021 in the Form 8-K filed with the SEC on February 3, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of January 28, 2021 were impacted: an increase of $13.9 million in warrant liabilities, a decrease of $13.9 million in the amount of Class A ordinary shares subject to redemption, an increase of $7.4 million in additional paid-in capital and an increase in $7.4 million in accumulated deficit.

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

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. . One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period From June 24, 2020 (inception) through June 30,
	2021	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income and Unrealized Gains (Losses)	$4,466	$7,509	$—
Net Earnings	$4,466	$7,509	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	29,900,000	29,900,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(2,864,508)	$(12,775,981)	$(10,000)
Redeemable Net Earnings	(4,466)	(7,509)	—
Non-Redeemable Net Loss	$(2,868,974)	$(12,783,490)	$(10,000)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	7,475,000	7,324,171	1
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.38)	$(1.75)	$(10,000)

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the "ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 29,900,000 Public Shares which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 12,960,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of $6,480,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.07 per share of the Private Placement Warrants (see Note 9) and the purchase of $0.50 per share, the Company recorded a charge of $7.4 million as of the date of the private placement which is included in the change in fair value of derivative liability in the statement of operations for the three months ended June 30, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 4, 2020, the Sponsor purchased 15,812,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. In December 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 10,062,500 Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. In December 2020, the Sponsor transferred 947,097 Founder Shares to its Chief Executive Officer, 299,241 Founder Shares to an affiliate of the Sponsor and 5,000 Founder Shares to each of its independent director nominees and its senior advisor. In January 2021, the Company effected a share dividend of 0.3 shares for each Founder Share in issue, resulting in an aggregate of 7,475,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 975,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 975,000 Founder Shares are no longer subject to forfeiture.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Advances from Related Party

As of June 30, 2021, the Sponsor paid for certain expenses on behalf of the Company. The advances are non-interest bearing and due on demand. As of June 30, 2021, advances amounting to $896,576 were outstanding.

Promissory Note — Related Party

On November 3, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $300,000 and $90,652, respectively, outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per share, or $8,715,000 in the aggregate on 24,900,000 shares sold in the Initial Public Offering, which excludes 5,000,000 of the 7,875,000 shares that were purchased by an affiliate.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 3,193,689 Class A ordinary shares issued and outstanding, excluding 26,706,311 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,475,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2021, there are 12,960,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants will become exercisable 30 days after the completion of the Company’s Business Combination and will expire five years after the completion of the Company’s Business Combination or earlier upon its liquidation. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrant) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company and will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $299,007,509 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$299,007,509	$—

Liabilities:
Warrant Liability – Private Placement Warrants	3	17,496,000	—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The key inputs into the Black-Scholes-Merton model for the warrants were as follows:

Input	June 30, 2021
Stock Price	$10.20
Risk-free interest rate	0.96%
Expected term (years)	5.51
Expected volatility	17.1%
Exercise price	$11.50
Probability of transaction	100%
Fair value of Units	$1.35

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents the changes in the fair value of warrant liability:

Private Placement (1)
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	13,867,200
Change in valuation inputs or other assumptions	3,628,800
Fair value as of June 30, 2021	$17,496,000

(1)	As a result of the difference in fair value of $1.07 per share of the Private Placement Warrants and the purchase of $0.50 per share (see Note 5), the Company recorded a charge of $7.4 million as of the date of the private placement which is included in the private placement liability initial measurement within this table but is included in the loss on initial issuance of private warrants in the statement of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Business Combination Agreement

On July 23, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among PropertyGuru Group Limited, a Cayman Islands exempted company limited by shares (“PubCo”), B2 PubCo Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and PropertyGuru Pte. Ltd., a Singapore private company limited by shares (“PropertyGuru”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and PropertyGuru, save for PropertyGuru’s approval of (i) the Amalgamation (as defined below), which is subject to a prescribed approval process under Singapore law, and (ii) the conversion of preference shares in the capital of PropertyGuru, which is to occur upon completion of a separate transaction entered into by PropertyGuru, but which in any event is agreed to occur prior to closing under the Business Combination Agreement.

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will merge with and into PubCo (the “Merger”), with PubCo being the surviving entity; and (ii) following the Merger, Amalgamation Sub and PropertyGuru will amalgamate and continue as one company, with PropertyGuru being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Amalgamation”). The Merger, the Amalgamation and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the fourth quarter of 2021 or the first quarter of 2022, following the receipt of the required approval by the Company’s and PropertyGuru’s shareholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding PropertyGuru ordinary share will automatically be cancelled and converted into such number of newly issued PubCo ordinary shares as determined in accordance with the Business Combination Agreement; (ii) each outstanding PropertyGuru restricted stock unit award will be assumed by PubCo and converted into the right to receive restricted stock units based on such number of newly issued PubCo ordinary shares as determined in accordance with the Business Combination Agreement; (iii) each outstanding PropertyGuru option will be assumed by PubCo and converted into an option in respect of such number of newly issued PubCo ordinary shares as determined in accordance with the Business Combination Agreement; (iv) each Company Warrant (as defined in the Business Combination Agreement) will be assumed by PubCo and converted into a PubCo warrant to purchase such number of newly issued PubCo ordinary shares as determined in accordance with the Business Combination Agreement and pursuant to the Company Warrant Assumption Agreement (as defined in the Business Combination Agreement); (v) each issued and outstanding share of Amalgamation Sub will automatically be converted into one Surviving Company Ordinary Share (as defined in the Business Combination Agreement) and accordingly, PubCo shall be the holder of all Surviving Company Ordinary Shares; (vi) each issued and outstanding Class A ordinary share and Class B ordinary share of the Company will be cancelled and cease to exist in exchange for one PubCo ordinary share; and (vii) each issued and outstanding 2 private placement warrant of the Company will be assumed by PubCo and converted into a warrant to purchase one PubCo ordinary share.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, (i) that, subject to receiving the necessary shareholder approval, PubCo will assume and restate all of PropertyGuru’s incentive equity plans into PubCo’s incentive equity plans on closing and (ii) that on closing, the board of directors of PubCo will comprise the directors of PropertyGuru immediately prior to the completion of the Amalgamation (or such other persons as PropertyGuru may designate pursuant to a written notice to be delivered to PubCo sufficiently in advance of the Merger Effective Time (as defined in the Business Combination Agreement)).

Conditions to Each Party’s Obligations

The obligations of the Company and PropertyGuru to consummate the Business Combination is subject to certain closing conditions, including but not limited to: (i) the Registration Statement (as defined below) having become effective; (ii) the approval of the Company and the PropertyGuru shareholders of the transactions contemplated by the Business Combination Agreement and the other transaction proposals having been obtained; (iii) PubCo’s ordinary shares having been approved for listing on the NYSE (subject to official notice of issuance); (iv) the accuracy of representations and warranties to various standards, from de minimis to material adverse effect; (v) material compliance with pre-closing covenants; (vi) the bring-down to closing of a representation that no material adverse effect has occurred (both for the Company and PropertyGuru); (vii) the absence of a legal prohibition on consummating the transactions; and (viii) the Company having at least $5,000,001 of net tangible assets remaining after accounting for Acquiror Share Redemptions (as defined in the Business Combination Agreement).

Termination

The Business Combination Agreement may be terminated under customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to: (i) by mutual written consent of the Company and PropertyGuru; (ii) by the Company if the representations and warranties of PropertyGuru are not true and correct at the standards specified in the Business Combination Agreement or if PropertyGuru fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing would not be satisfied by the closing of the Merger and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods; (iii) by PropertyGuru if the representations and warranties of the Company are not true and correct at the standards specified in the Business Combination Agreement or if any of the Company, PubCo or Amalgamation Sub fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing would not be satisfied by the closing of the Merger and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods; (iv) by either the Company or PropertyGuru if the Merger is not consummated by the date that is 270 days following the date of the Business Combination Agreement; (v) by either the Company or PropertyGuru if there is a law or governmental order in effect prohibiting the Business Combination; (vi) by the Company if the Amalgamation is not consummated by the third (3rd) business day following the Merger closing; (vii) by PropertyGuru if the Company’s shareholder approval of the transactions contemplated by the Business Combination Agreement and the other transaction proposals has not been obtained following the Company’s shareholder meeting or any adjournment or postponement thereof; (viii) by the Company if PropertyGuru’s shareholder approval has not been obtained within 35 business days after the Registration Statement (as defined below) has been declared effective by the SEC and (ix) by PropertyGuru if the Company’s board of directors has publicly announced its proposal to, or has publicly announced its resolution to, withhold or withdraw, or to qualify, amend or modify the Company’s board recommendation in a manner detrimental to obtaining the Company’s shareholder approval of the transactions contemplated by the Business Combination Agreement and the other transaction proposals.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, PubCo and the Company entered into (i) subscription agreements (the “Subscription Agreements”) with certain investors and (ii) a subscription agreement (the “REA Subscription Agreement”) with REA Asia Holding Co. Pty Ltd, an affiliate of REA Group Ltd. (which is exercising an existing option to make an equity investment in PropertyGuru). Pursuant to the Subscription Agreements and the REA Subscription Agreement, the investors agreed to subscribe for and purchase, and PubCo agreed to issue and sell to such investors, an aggregate of 13,193,068 PubCo ordinary shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $131,930,680 (the “PIPE Financing”).

The foregoing descriptions of the Subscription Agreements, the REA Subscription Agreement and the PIPE Financing are subject to and qualified in their entirety by reference to the full text of the REA Subscription Agreement and the form of the Subscription Agreements, copies of which are attached as Exhibit 10.1 hereto and Exhibit F to Exhibit 2.1 hereto, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bridgetown 2 Holdings Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bridgetown 2 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,864,508, which consists of formation and operating costs of $1,572,974, offset by the change in fair value of warrant liability of $1,296,000, interest income on marketable securities held in the Trust Account of $4,466.

For the six months ended June 30, 2021, we had a net loss of $12,775,981, which consists of formation and operating costs of $1,767,490, offset by the change in fair value of warrant liability of $11,016,000, interest income on marketable securities held in the Trust Account of $7,509. The change in fair value of derivative liability includes $7,387,200 million charge related to the incremental value of the Private Placement Warrants.

For the period from June 24, 2020 (inception) to June 30, 2020, we had a net loss of $10,000, which consists of formation and operating.

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

For the six months ended June 30, 2021, cash used in operating activities was $277,199. Net loss of $12,775,981 was affected by interest earned on marketable securities held in the Trust Account of $7,509, the change in fair value of warrant liability of $3,628,800 and $7,387,200 charge related to the incremental value of the Private Placement Warrants treated as compensation expense, and transaction costs incurred in connection with IPO of $22,869. Changes in operating assets and liabilities provided $1,467,422 of cash for operating activities.

For the period from June 24, 2020 (inception) to June 30, 2020, there were no cash used in or provided by operating activities. Net loss of $10,000 was affected by changes in operating liabilities provided $10,000 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $299,007,509 (including $7,509 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETOWN 2 HOLDINGS LIMITED

Date: August 16, 2021	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)