Form 10-Q
period 2021-09-30
Bridgetown 2 Holdings Ltd
filed 2021-11-12
CIK 1831236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 29,900,000 Class A ordinary shares, $0.0001 par value and 7,475,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BRIDGETOWN 2 HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, Nine Months Ended September 30, 2021, and for the Period from June 24, 2020 (Inception) to September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and 2020, for the Nine Months Ended September 30, 2021, and for the Period from June 24 (Inception) to September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from June 24, 2020 (Inception) to September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$295,349	$25,000
Prepaid expenses	184,076	—
Total Current Assets	479,425	25,000

Deferred offering costs	—	142,954
Investments held in Trust Account	299,012,025	—
TOTAL ASSETS	$299,491,450	$167,954

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,985,026	$—
Accrued offering costs	—	62,302
Advance from related parties	400,000	—
Promissory note – related party	300,000	90,652
Total Current Liabilities	3,685,026	152,954

Warrant liability	9,460,800	—
Deferred underwriting fee payable	8,715,000	—
Total Liabilities	21,860,826	152,954

Commitments
Ordinary shares subject to possible redemption 29,900,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	299,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,475,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	748	748
Additional paid-in capital	—	24,252
Accumulated deficit	(21,370,124)	(10,000)
Total Shareholders’ Equity (Deficit)	(21,369,376)	15,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$299,491,450	$167,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 24, 2020 (Inception) through September 30,
	2021	2020	2021	2020

Operating costs	$2,472,204	$—	$4,239,694	$10,000
Loss from operations	(2,472,204)	—	(4,239,694)	(10,000)

Other income (expense):
Interest earned on investments held in Trust Account	4,516	—	12,025	—
Change in fair value of warrant liability	8,035,200	—	(2,980,800)	—
Total other income (expenses), net	8,039,716	—	(2,968,775)	—

Net income (loss)	$5,567,512	$—	$(7,208,469)	$(10,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,900,000	—	26,833,333	—
Basic and diluted net income (loss) per share, Class A ordinary shares	0.15	—	(0.20)	—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7.475,000	—	7,375,000	—
Basic and diluted net income (loss) per share, Class B ordinary shares	0.15	—	(0.20)	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	—	$—	7,475,000	$748	$24,252	$(10,000)	$15,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,252)	(14,151,655)	(14,175,907)

Net loss	—	—	—	—	—	(9,911,473)	(9,911,473)

Balance – March 31, 2021 (unaudited)	—	$—	7,475,000	$748	$—	$(24,073,128)	$(24,072,380)

Net loss	—	—	—	—	—	(2,864,508)	(2,864,508)

Balance – June 30, 2021 (unaudited)	—	$—	7,475,000	$748	$—	$(26,937,636)	$(26,936,888)

Net income	—	—	—	—	—	5,567,512	5,567,512

Balance – September 30, 2021 (unaudited)	—	$—	7,475,000	$748	$—	$(21,370,124)	$(21,369,376)

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance – June 30, 2020 (unaudited)	—	$—	1	$—	$—	$(10,000)	$(10,000)

Net income (loss)	—	—	—	—	—	—	—

Balance – September 30, 2020 (unaudited)	—	$—	1	$—	$—	$(10,000)	$(10,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from June 24, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(7,208,469)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(12,025)	—
Change in fair value of warrant liability	(4,406,400)	—
Loss on initial issuance of private warrants	7,387,200	—
Transaction costs related to warrant liability	22,869	—
Changes in operating assets and liabilities:
Prepaid expenses	310,924	—
Accrued expenses	2,985,026	10,000
Net cash used in operating activities	(920,875)	—

Cash Flows from Investing Activities:
Investment in cash into Trust Account	(299,000,000)	—
Net cash used in investing activities	(299,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	294,020,000	—
Proceeds from sale of Private Placements Warrants	6,480,000	—
Advances from related party	(458,776)	—
Proceeds from promissory note – related party	150,000	—
Net cash provided by financing activities	300,191,224	—

Net Change in Cash	270,349	—
Cash – Beginning	25,000	—
Cash – Ending	$295,349	$—

Non-cash investing and financing activities:
Offering costs paid through advances	$363,776	$—
Offering costs paid through promissory note	$59,348	$80,652
Payment of prepaid expenses through advances	$495,000	$—
Deferred underwriting fee payable	$8,715,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 29,900,000 Class A Ordinary Shares (the “Public Shares”) which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,900,000 Units, at $10.00 per Public Shares, generating gross proceeds of $299,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,960,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant in a private placement to Bridgetown 2 LLC (the “Sponsor”), generating gross proceeds of $6,480,000, which is described in Note 5.

Transaction costs amounted to $14,198,776, consisting of $4,980,000 of underwriting fees, $8,715,000 of deferred underwriting fees and $503,776 of other offering costs. Offering costs amounting to $ 14,175,907 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $22,869 of the offering costs were related to the warrant liability and charged to the unaudited condensed statements of operations.

Following the closing of the Initial Public Offering on January 28, 2021, an amount of $299,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the our signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to complete a Business Combination successfully. On July 23, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among PropertyGuru Group Limited, a Cayman Islands exempted company limited by shares (“PubCo”), B2 PubCo Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and PropertyGuru Pte. Ltd., a Singapore private company limited by shares (“PropertyGuru”) (See Note 7).

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 6) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results due to this reclassification.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 28, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$272,429,020	$26,570,980	$299,000,000
Class A ordinary shares	$266	$(266)	$—
Additional paid-in capital	$12,419,059	$(12,419,059)	$—
Accumulated deficit	$(7,420,069)	$(14,151,655)	$(21,571,724)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(26,570,980)	$(21,570,976)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 25, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs amounting to $14,175,907 associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $22,869 were related to the warrant liabilities and charged to the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$299,000,000
Less:
Class A ordinary shares issuance costs	$(14,175,907)
Plus:
Accretion of carrying value to redemption value	$14,175,907

Class A ordinary shares subject to possible redemption	$299,000,000

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black Scholes approach (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,960,000 Class A ordinary shares in the aggregate. For the respective periods ending September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		For the Period from June 24, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,340,772	$1,226,740	$—	—	$(5,766,775)	$(1,441,694)	$—	$(10,000)
Denominator:
Basic and diluted weighted average shares outstanding	29,900,000	8,450,000	—	—	29,500,000	7,375,000	—	—
Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$—	—	$(0.20)	$(0.20)	$—	$—

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 29,900,000 Public Shares which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 12,960,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of $6,480,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On November 4, 2020, the Sponsor purchased 15,812,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. In December 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 10,062,500 Founder Shares, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares. In December 2020, the Sponsor transferred 947,097 Founder Shares to its Chief Executive Officer, 299,241 Founder Shares to an affiliate of the Sponsor (which amounts have been adjusted for the share dividend referred to below) and 5,000 Founder Shares to each of its independent director nominees and its senior advisor. In January 2021, the Company effected a share dividend of 0.3 shares for each Founder Share in issue, resulting in an aggregate of 7,475,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 975,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 975,000 Founder Shares are no longer subject to forfeiture.

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Advances from Related Party

As of September 30, 2021, the Sponsor paid for certain expenses on behalf of the Company. The advances are non-interest bearing and due on demand. As of September 30, 2021, advances amounting to $400,000 were outstanding. There were no advances outstanding as of December 31, 2020.

Promissory Note — Related Party

On November 3, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $300,000 and $90,652, respectively, outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. COMMITMENTS

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

SEPTEMBER 30, 2021

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

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The foregoing descriptions of the Subscription Agreements, the REA Subscription Agreement and the PIPE Financing are subject to and qualified in their entirety by reference to the full text of the REA Subscription Agreement and the form of the Subscription Agreements.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 29,900,000 shares of Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 7,475,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 9. WARRANTS

As of September 30, 2021, there are 12,960,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants will become exercisable 30 days after the completion of the Company’s Business Combination and will expire five years after the completion of the Company’s Business Combination or earlier upon its liquidation. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrant) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company and will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $299,012,025 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020 no assets were held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$299,012,025	$—

Liabilities:
Warrant Liability – Private Placement Warrants	3	9,460,800	—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The key inputs into the Black-Scholes-Merton model for the Private Warrants as of the initial measurement date and September 30, 2021 were as follows:

Input	September 30, 2021	January 28, 2021
Stock Price	$9.91	$10.00
Risk-free interest rate	1.04%	0.59%
Expected term (years)	5.34	5.25
Expected volatility	12.1%	19.4%
Exercise price	$11.50	$11.50
Probability of transaction	100%	80%
Fair value of Units	$0.73	$1.07

The following table presents the changes in the fair value of warrant liability:

Private Placement (1)
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	13,867,200
Change in valuation inputs or other assumptions	(4,406,400)
Fair value as of September 30, 2021	$9,460,800

(1)	As a result of the difference in fair value of $0.73 per share of the Private Placement Warrants and the purchase of $0.50 per share (see Note 5), the Company recorded a charge of $9.5 million as of September 30, 2021 which is included in the private placement liability.

NOTE 11. SUBSEQUENT EVENTS

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

Recent Developments

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $5,567,512, which consists of the change in fair value of warrant liability of $8,035,200 and interest earned on marketable securities held in the Trust Account of $4,516, offset by formation and operational costs of $2,472,204.

For the nine months ended September 30, 2021, we had a net loss of $7,208,469, which consists of formation and operational costs of $4,239,694 and change in fair value of warrant liability of $2,980,800, offset by interest earned on marketable securities held in the Trust Account of $12,025.

For the three months ended September 30, 2020, we had no net income nor loss.

For the period from June 24, 2020 (inception) to September 30, 2020, we had a net loss of $10,000, which consists of formation and operational costs.

Liquidity and Capital Resources

On January 28, 2021, we consummated the Initial Public Offering of 29,900,000 Public Shares which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,900,000 Public Shares, at $10.00 per Public Shares, generating gross proceeds of $299,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 12,960,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,480,000, which is described in Note 5.

For the nine months ended September 30, 2021, cash used in operating activities was $920,875. Net loss of $7,208,469 was affected by interest earned on marketable securities held in the Trust Account of $12,025, the change in fair value of warrant liability of $4,406,400 and the loss on initial issuance of Private Placement Warrants of $7,387,200, and transaction costs incurred in connection with IPO of $22,869. Changes in operating assets and liabilities provided $3,295,950 of cash for operating activities.

For the period from June 24, 2020 (inception) to September 30, 2020, there were no cash used in or provided by operating activities. Net loss of $10,000 was affected by changes in operating liabilities provided $10,000 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $299,012,025 (including $12,025 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated January 29, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC. For risks relating to the Merger and PropertyGuru, see the proxy statement/prospectus that will be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of July 23, 2021, by and among Bridgetown 2 Holdings Limited, PropertyGuru Group Limited, B2 PubCo Amalgamation Sub Pte. Ltd. and PropertyGuru Pte. Ltd. (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.1	REA Subscription Agreement, dated as of July 23, 2021, by and among Bridgetown 2 Holdings Limited, PropertyGuru Group Limited and REA Asia Holding Co. Pty Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.2	Company Holders Support and Lock-Up Agreement and Deed, dated as of July 23, 2021, by and among, Bridgetown 2 Holdings Limited, PropertyGuru Group Limited, PropertyGuru Pte. Ltd., and the other parties named therein. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.3	Sponsor Support and Lock-Up Agreement and Deed, dated as of July 23, 2021, by and among Bridgetown 2 Holdings Limited, PropertyGuru Pte. Ltd., PropertyGuru Group Limited and Bridgetown 2 LLC. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.4	Registration Rights Agreement, dated as of July 23, 2021, by and among Bridgetown 2 Holdings Limited, Bridgetown 2 LLC, PropertyGuru Group Limited, PropertyGuru Pte. Ltd. and the parties listed as “Holders” thereto. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.5	Assignment, Assumption and Amendment Agreement, dated July 23, 2021, by and among Bridgetown 2 Holdings Limited, PropertyGuru Group Limited, and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

10.6	Novation, Assumption and Amendment Agreement, dated as of July 23, 2021, by and among PropertyGuru Group Limited, PropertyGuru Pte. Ltd. and Epsilon Asia Holdings II Pte. Ltd. (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Registrant with the SEC on July 23, 2021)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETOWN 2 HOLDINGS LIMITED

Date: November 12, 2021	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)