Form 10-Q/A
period 2021-09-30
Bridgetown 2 Holdings Ltd
filed 2021-11-30
CIK 1831236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 30, 2021, there were 29,900,000 Class A ordinary shares, $0.0001 par value and 7,475,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Bridgetown 2 Holdings Limited. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to such revaluation, the Company’s management has determined that the Public Shares include curtain provisions that require classification of all the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and for the three and six months ended June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 30, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

BRIDGETOWN 2 HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, Nine Months Ended September 30, 2021, and for the Period from June 24, 2020 (Inception) to September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and 2020, for the Nine Months Ended September 30, 2021, and for the Period from June 24 (Inception) to September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from June 24, 2020 (Inception) to September 30, 2020	4
Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$295,349	$25,000
Prepaid expenses	184,076	—
Total Current Assets	479,425	25,000

Deferred offering costs	—	142,954
Investments held in Trust Account	299,012,025	—
TOTAL ASSETS	$299,491,450	$167,954

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,985,026	$—
Accrued offering costs	—	62,302
Advance from related parties	400,000	—
Promissory note – related party	300,000	90,652
Total Current Liabilities	3,685,026	152,954

Warrant liability	9,460,800	—
Deferred underwriting fee payable	8,715,000	—
Total Liabilities	21,860,826	152,954

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 29,900,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	299,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 29,900,000 and no shares subject to possible redemption as of September 30, 2021 and December 31, 2020, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,475,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	748	748
Additional paid-in capital	—	24,252
Accumulated deficit	(21,370,124)	(10,000)
Total Shareholders’ Equity (Deficit)	(21,369,376)	15,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$299,491,450	$167,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 24, 2020 (Inception) through September 30,
	2021	2020	2021	2020

Operating costs	$2,472,204	$—	$4,239,694	$10,000
Loss from operations	(2,472,204)	—	(4,239,694)	(10,000)

Other income (expense):
Interest earned on investments held in Trust Account	4,516	—	12,025	—
Change in fair value of warrant liability	8,035,200	—	(2,980,800)	—
Total other income (expenses), net	8,039,716	—	(2,968,775)	—

Net income (loss)	$5,567,512	$—	$(7,208,469)	$(10,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,900,000	—	26,833,333	—
Basic and diluted net income (loss) per share, Class A ordinary shares	0.15	—	(0.20)	—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7.475,000	1	7,375,000	1
Basic and diluted net income (loss) per share, Class B ordinary shares	0.15	0.00	(0.20)	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	—	$—	7,475,000	$748	$24,252	$(10,000)	$15,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,252)	(14,151,655)	(14,175,907)

Net loss	—	—	—	—	—	(9,911,473)	(9,911,473)

Balance – March 31, 2021 (unaudited - See Note 2 as restated)	—	$—	7,475,000	$748	$—	$(24,073,128)	$(24,072,380)

Net loss	—	—	—	—	—	(2,864,508)	(2,864,508)

Balance – June 30, 2021 (unaudited - See Note 2 as restated)	—	$—	7,475,000	$748	$—	$(26,937,636)	$(26,936,888)

Net income	—	—	—	—	—	5,567,512	5,567,512

Balance – September 30, 2021 (unaudited)	—	$—	7,475,000	$748	$—	$(21,370,124)	$(21,369,376)

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance – June 30, 2020 (unaudited)	—	$—	1	$—	$—	$(10,000)	$(10,000)

Net income (loss)	—	—	—	—	—	—	—

Balance – September 30, 2020 (unaudited)	—	$—	1	$—	$—	$(10,000)	$(10,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from June 24, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(7,208,469)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(12,025)	—
Change in fair value of warrant liability	(4,406,400)	—
Loss on initial issuance of private warrants	7,387,200	—
Transaction costs related to warrant liability	22,869	—
Changes in operating assets and liabilities:
Prepaid expenses	310,924	—
Accrued expenses	2,985,026	10,000
Net cash used in operating activities	(920,875)	—

Cash Flows from Investing Activities:
Investment in cash into Trust Account	(299,000,000)	—
Net cash used in investing activities	(299,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	294,020,000	—
Proceeds from sale of Private Placements Warrants	6,480,000	—
Advances from related party	437,800	—
Repayment of advances from related party	(896,576)	—
Proceeds from promissory note – related party	150,000	—
Net cash provided by financing activities	300,191,224	—

Net Change in Cash	270,349	—
Cash – Beginning	25,000	—
Cash – Ending	$295,349	$—

Non-cash investing and financing activities:
Offering costs paid through advances	$363,776	$—
Offering costs paid through promissory note	$59,348	$80,652
Payment of prepaid expenses through advances	$495,000	$—
Deferred underwriting fee payable	$8,715,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Transaction costs amounted to $14,198,776, consisting of $4,980,000 of underwriting fees, $8,715,000 of deferred underwriting fees and $503,776 of other offering costs. Offering costs amounting to $ 14,175,907 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $22,869 of the offering costs were related to the warrant liability and charged to the unaudited condensed statements of operations.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

BRIDGETOWN 2 HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results due to this restatement.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 28, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$272,429,020	$26,570,980	$299,000,000
Class A ordinary shares	$266	$(266)	$—
Additional paid-in capital	$12,419,059	$(12,419,059)	$—
Accumulated deficit	$(7,420,069)	$(14,151,655)	$(21,571,724)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(26,570,980)	$(21,570,976)

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$269,927,610	$29,072,390	$299,000,000
Class A ordinary shares	$291	$(291)	$—
Additional paid-in capital	$14,920,444	$(14,920,444)	$—
Retained earnings	$(9,921,473)	$(14,151,655)	$(24,073,128)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(29,072,390)	$(24,072,380)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$267,063,110	$31,936,890	$299,000,000
Class A ordinary shares	$319	$(319)	$—
Additional paid-in capital	$17,784,916	$(17,784,916)	$—
Retained earnings	$(12,785,981)	$(14,151,655)	$(26,937,636)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(31,936,890)	$(26,936,888)

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,900,000	(9,302,222)	20,597,778
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.36)	$(0.36)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,171,667	—	7,171,667
Basic and diluted net loss (income) per share, Class B ordinary shares	$(1.38)	$1.02	$(0.36)

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,900,000	—	29,900,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,475,000	—	7,475,000
Basic and diluted net loss (income) per share, Class B ordinary shares	$(0.38)	$0.30	$(0.08)

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,900,000	(4,625,414)	25,274,586
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.39)	$(0.39)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,324,171	—	7,324,171
Basic and diluted net loss (income) per share, Class B ordinary shares	$1.75	$(2.14)	$(0.39)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$272,429,020	$26,570,980	$299,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(2,501,410)	$2,501,410	$—

Statement of Cash Flows for the sixth months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$272,429,020	$26,570,980	$299,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(5,365,910)	$(5,365,910)	$—

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		For the Period from June 24, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,340,772	$1,226,740	$—	—	$(5,766,775)	$(1,441,694)	$—	$(10,000)
Denominator:
Basic and diluted weighted average shares outstanding	29,900,000	7,475,000	—	—	26,833,333	7,375,000	—	—
Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$—	—	$(0.20)	$(0.20)	$—	$—

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

BRIDGETOWN 2 HOLDINGS LIMITED

Date: November 30, 2021	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)